Form 10-K
ADVANTA MORTGAGE CONDUIT SERVICES INC
filed 1997-04-04
CIK 901833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number 33-95006

ADVANTA Home Equity Loan Trust 1996-1

New York                33-6182296
   (State of other juris        (IRS Employer
    incorporation or org           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                     Name of each exchange on
                                                  which registered:
  None                                        None

Securities registered pursuant to Section 12(g) of the Act:
  None
                        (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes          X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$226,853,243.60

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Home Equity Loan Trust 1996-1, (the "Trust" or "Issuer") is a New York common law trust established as of February 1, 1996, pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services,
Inc. as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as
Master Servicer (the "Master Servicer") (together, the "Companies") and Bankers Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $300,000,000.00 principal amount of ADVANTA Home Equity
Loan Pass-Through Certificates, Series1996-1, Class A-1, Class A-2,
Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, and Class A-8-I
(the "Certificates") and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On February 15, 1996, the
Sponsor sold $300,000,000.00 aggregate principal amount of mortgage loans (the "Mortgage Loans"), to the Issuer in exchange for the Certificates and sold the Certificates pursuant to a public offering, the underwriting of which was co-managed by Merrill Lynch & Company and Prudential
Securities Incorporated. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 33-95006) on Form S-3 declared effective on September 13, 1995.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 28, 1997, there were approximately 8 holders of the Class A-1 Certificates, 4 holders of the Class A-2 Certificates, 8 holder of the Class A-3 Certificates, 1 holder of the Class A-4 Certificates, 6 holders of the Class A-5 Certificates, 5 holders of the Class A-6 Certificates, 13 holders of the Class A-7 Certificates, and 5 holders of the Class A-8-I Certificates. The number of holders includes individual participants in security position listings. As of December 26, 1996, 10 monthly distributions had been made to the holders of the Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On February 15, 1996, the Issuer issued $78,740,000.00 aggregate principal amount of Class A-1 Certificates having pass-through rates of 6.14% per annum, $30,320,000.00 aggregate principal amount of Class A-2 Certificates having a pass-through rate of 5.9% per annum, $36,790,000.00 aggregate principal amount of Class A-3 Certificates having a pass-through rate of 6.03% per annum, $10,670,000.00 aggregate principal amount of Class A-4 Certificates having a pass-through rate of 6.23% per annum, $35,520,000.00 aggregate principal amount of Class A-5 Certificates having a pass-through rate of 6.35% per annum, $15,580,000.00 aggregate principal amount of Class A-6 Certificates having a pass-through rate of 6.73% per annum, $22,380,000.00 aggregate principal amount of Class A-7 Certificates having a pass-through rate of 7.07% per annum, and $70,000,000.00 aggregate principal amount of Class A-8-I Certificates having a variable monthly rate, which are collateralized by Mortgage Loans. The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was co-managed by Merrill Lynch & Company and Prudential Securities Incorporated, has been accounted for as a sale of the Certificates. The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account
(if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting of financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable. See "Item 10-Directors and Executive Officers of the
Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home
Equity Loan Certificates, Series 1996-1, Class A-1 ("Class A-1 Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series
1996-1, Class A-2 ("Class A-2 Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series 1996-1, Class A-3 ("Class
A-3 Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series 1996-1, Class A-4 ("Class A-4 Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series 1996-1,
Class A-5 ("Class A-5 Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Home Equity Loan Certificates, Series 1996-1, Class A-6 ("Class A-6 Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series 1996-1, Class A-7 ("Class A-7 Certificates"), and the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series
1996-1, Class A-8I ("Class A-8I Certificates"),;(ii) the principal amount of the Class A-1 Certificates or Class A-2 Certificates or Class A-3 Certificates or Class A-4 Certificates or Class A-5 Certificates or Class A-6 Certificates or Class A-7 Certificates or Class A-8I Certificates owned by each and (iii) the percent that the principal amount of Class A-1 Certificates or Class A-2 Certificates or Class A-3 Certificates or Class A-4 Certificates or Class A-5 Certificates or Class A-6 Certificates or Class A-7 Certificates or Class A-8I Certificates owned represents of the outstanding principal amount of the Class A-1 Certificates or Class A-2 Certificates or Class A-3 Certificates or Class A-4 Certificates or Class A-5 Certificates or Class A-6 Certificates or Class A-7 Certificates or Class A-8I Certificates, respectively. The Information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                          Amount Owned
                        (All Dollar Amounts are in Thousands)
Name and Address           Principal        Percent

Class A-1 Certificates
Bankers Trust Company
C/O BT Svcs Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville,  TN 37211                              20.96%

Chase Manhattan Bk/Chem
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                               67.95%

Class A-2 Certificates
Chase Manhattan Bk/Chem
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                               42.88%

Bankers Trust Company
C/O BT Svcs Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville,  TN 37211                              24.14%

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                             16.49%

Boston Safe Dep & Trust Co.
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259                             16.49%

Class A-3 Certificates
Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ  07094                               71.46%

Fleet Bank of Massachusetts
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                               10.87%

Chase Manhattan Bk/Chem
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                                5.44%

Class A-4 Certificates
Bankers Trust Company
c/o BT Svcs Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                             100.00%

Class A-5 Certificates
Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ  07094                               34.91%

Bankers Trust Company
c/o BT Svcs Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                              40.82%

Comerica Bank
411 W. Lafayette
Detroit, MI  48286                                12.73%

Merrill Lynch, Pierce, Fenner
& Smith Safekeeping
4 Corporate Place
Corporate Park 287, 2nd Floor
Piscataway, NJ  08855                              5.91%

Class A-6 Certificates
Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ  07094                               11.23%

Chase Manhattan Bank
Two Chase Manhattan Plaza
New York, NY  10081                               49.94%

Northern Trust Company
801 S. Canal C-ln
Chicago, IL  60607                                28.88%

Class A-7 Certificates
Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ  07094                               17.87%

Chase Manhattan Bank
Two Chase Manhattan Plaza
New York, NY  10081                                8.04%

SSB-Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                            23.24%

Norwest Bank Minnesota
733 Marquette Avenue
Minneapolis, MN  55479-0                           7.04%

Fifth Third Bank
Dept. 00850 - Proxy
38 Fountain Square Plaza
Cincinnati, OH  45263                             19.57%

PNC National Association
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103                            5.81%

Class A-8I Certificates
Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                              7.14%

Chase Manhattan Bk/Chem
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                               68.58%

First National Bank of Chicago
One First National Plaza
Chicago, IL  60670                                 7.14%

Republic National Bank of
New York - Investment Acct
One Hanson Place
Brooklyn, NY  11243                               10.00%

Sumitomo Trust & Banking Co
527 Madison Avenue
New York, NY  10022                                7.14%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
        1.   Financial Statements:    Not applicable.
        2.   Financial Statement Schedules:    Not applicable.
        3.   Exhibits:   As the Issuer was established as of February 1,
1996, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1996, and mail such statement to the Certificateholders on or before the last day of March, 1997 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 1997. The Annual Statement to Certificateholders as to Compliance is included herewith as
Exhibit 28.1 and the Annual Independent Certified Public Accountants'
Report is included herewith as Exhibit 28.2. The Statement to Certificateholders on December 26, 1996, is included herewith as Exhibit 28.3.

Exhibit No.             Description

        *3.1            Certificates of Incorporation of the
                        Companies

        *3.2            By-laws of the Companies

        *4              Pooling and Servicing Agreement

        28.1            Annual Statement to Certificateholders
                        as to Compliance for the year ended
                        December 31, 1996.

        28.2            Annual Independent Certified Public
                        Accountants' Report.

        28.3            Statement to Certificateholders on
                        December 26, 1996.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September 13, 1995.

(b)    Reports on Form 8-K.
        Nine reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                    Items Reported/Financial
Date of Reports on Form                 Statements Filed

        May 31, 1996    Monthly Report for the February 1996 Monthly
                        period relating to the ADVANTA Home Equity
                        Loan Pass-through Certificates 1996-1, Class A-1
                        Class A-2, Class A-3, Class A-4, Class A-5,
                        Class A-6, Class A-7, and Class A-8I issued issued by the ADVANTA Home Equity Loan
                        Trust 1996-1.

        May 31, 1996    Monthly Report for the March 1996 Monthly
                        period relating to the ADVANTA Home Equity
                        Loan Pass-through Certificates 1996-1, Class A-1
                        Class A-2, Class A-3, Class A-4, Class A-5,
                        Class A-6, Class A-7, and Class A-8I issued issued by the ADVANTA Home Equity Loan
                        Trust 1996-1.

        May 31, 1996    Monthly Report for the April 1996 Monthly
                        period relating to the ADVANTA Home Equity
                        Loan Pass-through Certificates 1996-1, Class A-1
                        Class A-2, Class A-3, Class A-4, Class A-5,
                        Class A-6, Class A-7, and Class A-8I issued issued by the ADVANTA Home Equity Loan
                        Trust 1996-1.

        July 17, 1996   Monthly Report for the May 1996 Monthly
                        period relating to the ADVANTA Home Equity
                        Loan Pass-through Certificates 1996-1, Class A-1
                        Class A-2, Class A-3, Class A-4, Class A-5,
                        Class A-6, Class A-7, and Class A-8I issued issued by the ADVANTA Home Equity Loan
                        Trust 1996-1.

        October 25, 1996Monthly Report for the June 1996 Monthly
                        period relating to the ADVANTA Home Equity
                        Loan Pass-through Certificates 1996-1, Class A-1 Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, and Class A-8I issued issued by the ADVANTA Home Equity Loan
                        Trust 1996-1.

        October 25, 1996Monthly Report for the July 1996 Monthly
                        period relating to the ADVANTA Home Equity
                        Loan Pass-through Certificates 1996-1, Class A-1 Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, and Class A-8I issued issued by the ADVANTA Home Equity Loan
                        Trust 1996-1.

        October 25, 1996Monthly Report for the August 1996 Monthly
                        period relating to the ADVANTA Home Equity
                        Loan Pass-through Certificates 1996-1, Class A-1 Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, and Class A-8I issued issued by the ADVANTA Home Equity Loan
                        Trust 1996-1.

        November 27, 199Monthly Report for the September 1996 Monthly
                        period relating to the ADVANTA Home Equity
                        Loan Pass-through Certificates 1996-1, Class A-1 Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, and Class A-8I issued issued by the ADVANTA Home Equity Loan
                        Trust 1996-1.

        November 27, 199Monthly Report for the October 1996 Monthly
                        period relating to the ADVANTA Home Equity
                        Loan Pass-through Certificates 1996-1, Class A-1 Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, and Class A-8I issued issued by the ADVANTA Home Equity Loan
                        Trust 1996-1.

(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Home Equity Loan Trust 1996-1
           Registrant


BY;      /s/ William P. Garland
        William P. Garland
        Senior Vice President
        Loan Service Administration



March 31, 1997


INDEX TO EXHIBITS (Item 14(c))

Exhibit #                 Description

*3.1                    Certificates of Incorporation of the Companies

*3.2                    By-laws of the Companies.

*4                      Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1996.

28.2                  Annual Independent Certified Public Accountants' Report.

28.3                  Statement to Certificateholders on December 26, 1996.


* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September 13, 1995.

                                        EXHIBIT 28.1
March 27, 1997

Bankers Trust Company(291)
Attention:  Erin Deegan
3 Park Plaza --  16th Floor
Irvine, CA  92714


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
February 1, 1996, relating to ADVANTA Mortgage Loan Trust 1996-1., I, William P.
Garland, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.


Sincerely,



BY;      /s/ William P. Garland
        William P. Garland
        Senior Vice President
        Loan Service Administration

WPG/cg

cc:     Mr. James L. Shreero
         Annette Aguirre, Esq.
         Mr. Mark Casale

                                        EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $2 million as of and for the year ended December 31, 1996 included in the accompanying management assertion.
Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and for maintaining fidelity bond and mortgage contingent liability protection coverage policies.  Our responsibility is to express an opinion on management's assertion about the entity's compliance with the minimum servicing standards and maintenance of fidelity bond and mortgage contingent liability protection coverage policies based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants, and accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $2 million as of and for the year ended December 31, 1996 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 21, 1997

                                        EXHIBIT 28.3


        ADVANTA Mortgage Loan Trust 1996-1

                   Statement to Certificateholders

        Original        Prior
        Face            Principal
Class   Value           Balance         Interest        Principal      Total
A-1         78,740,000.0    41,731,016.4         213,523    4,335,202.1      4,548,725.89
A-2         30,320,000.0    30,320,000.0         149,073                        149,073.33
A-3         36,790,000.0    36,790,000.0         184,869                        184,869.75
A-4         10,670,000.0    10,670,000.0           55,39                          55,395.08
A-5         35,520,000.0    35,520,000.0         187,960                        187,960.00
A-6         15,580,000.0    15,580,000.0           87,37                          87,377.83
A-7         22,380,000.0    22,380,000.0         131,855                        131,855.50
A-8-I       70,000,000.0    53,948,040.9         270,021    1,788,233.6      2,058,254.78
RS                                               820,027                        820,027.66

Totals    300,000,000.00  246,939,057.30      2,100,104.    6,123,435.7      8,223,539.82

                                        Current         Pass-Through
        Realized        Deferred        Principal       Rates
Class   Losses          Interest        Balance         Current        Next
A-1                                         37,395,814.2      6.140000%       6.140000%
A-2                                         30,320,000.0      5.900000%       5.900000%
A-3                                         36,790,000.0      6.030000%       6.030000%
A-4                                         10,670,000.0      6.230000%       6.230000%
A-5                                         35,520,000.0      6.350000%       6.350000%
A-6                                         15,580,000.0      6.730000%       6.730000%
A-7                                         22,380,000.0      7.070000%       7.070000%
A-8-I                                       52,159,807.3      5.812500%       6.125000%
RS                                                            0.000000%       0.000000%

Totals                                    240,815,621.51

                        Prior                                                          Current
                        Principal                                                      Principal
Class   CUSIP           Balance         Interest        Principal      Total           Balance
A-1        00755WBX3          529.984968        2.711756      55.057178       57.768934      474.92779
A-2        00755WBY1                1000        4.916667              0        4.916667           1000
A-3        00755WBZ8                1000           5.025              0           5.025           1000
A-4        00755WCA2                1000        5.191666              0        5.191666           1000
A-5        00755WCB0                1000        5.291667              0        5.291667           1000
A-6        00755WCC8                1000        5.608333              0        5.608333           1000
A-7        00755WCD6                1000        5.891667              0        5.891667           1000
A-8-I      00755WCE4          770.686299        3.857445      25.546194       29.403639     745.140104
RS         AM9106109                   0        2.733426              0        2.733426              0

Delinquency Advances made:                                                     1,984,692.68

Accrued Servicing Fee for the Current Pe           105,870.44
Plus additional Servicing Fees:                                 -
Less permitted reductions to Servicing F                        -
Total Servicing Fees due Master Servicer:                      105,870.44

Actual collected Servicing Fees for current period:                                 7,770.36

Delinquent and Foreclosure Loan Information:
                                                        90+ Days       Loans           Loans
                        30-59           60-89           excldg f/c,REO in              in
                        Days            Days            & Bkrptcy      REO             Foreclosure
Group 1 Principal Balanc      5,793,797.      2,114,030.    1,901,437.7         206,782    2,606,202.0
        % of Pool Balanc         2.9803%         1.0874%        0.9781%         0.1064%        1.3406%
        Number of Loans              100              34             33               2             42
        % of Loans               3.2185%         1.0943%        1.0621%         0.0644%        1.3518%
Group 2 Principal Balanc      1,651,694.         510,729       472,570.         448,952    2,355,616.0
        % of Pool Balanc         3.0838%         0.9536%        0.8823%         0.8382%        4.3981%
        Number of Loans               12               7              4               3             18
        % of Loans               2.9777%         1.7370%        0.9926%         0.7444%        4.4665%

Loans in Bankruptcy:                                    Group 1              1,646,944.60
                                                        Group 2                 525,071.45
                                                        Total                2,172,016.05

Book Value of REO Property:                                                     711,588.00

Scheduled Prin Bal of Loans as of the Prior Dist Date:  Group 1          198,741,016.40
                                                        Group 2            55,348,040.90
                                                        Total            254,089,057.30

Scheduled Prin Bal of Loans as of the Current Dist Date:Group 1          194,405,814.21
                                                        Group 2            53,559,807.30
                                                        Total            247,965,621.51

Substitution Amount:                                                                           -

Master Servicing Fee:                                                                          -

Insured Payments:                                                                              -

Certificate Insurer Premium Payment:                    Group 1                   17,690.84
                                                        Group 2                     4,945.24
                                                        Total                     22,636.08


Number of Loans as of the Current Distribution Date:    Group 1                    3168
                                                        Group 2                     417
                                                        Total                      3585

Number of Loans as of the Next Distribution Date:       Group 1                    3107
                                                        Group 2                     403
                                                        Total                      3510

Weighted Average Coupon as of the Current Distribution DGroup 1              10.914258%
                                                        Group 2               9.536318%
                                                        Both Groups          10.614102%

Weighted Average Coupon as of the Next Distribution DateGroup 1              10.898647%
                                                        Group 2               9.523107%
                                                        Both Groups          10.601535%

Weighted Average Net Coupon as of the Current Dist Date:Group 1              10.414258%
                                                        Group 2               9.036318%
                                                        Both Groups          10.114102%

Curtailments included in Current Distribution:          Group 1                                -
                                                        Group 2                                -
                                                        Total                                  -

Prepayments in Full/Unscheduled recoveries of Principal
        included in Current Distribution:               Group 1              3,972,446.56
                                                        Group 2              1,761,251.43
                                                        Total                5,733,697.99

SUBORDINATION TRACKING:
        Prior           Subordination                   Current        Specified
        Subordinated    Increase        Realized        Subordinated   Subordinated
        Amount          Amount          Losses          Amount         Amount
Group 1       5,750,000.           12,00           12,00    5,750,000.0      5,750,000.00
Group 2       1,400,000.                                    1,400,000.0      1,400,000.00

Total         7,150,000.           12,00           12,00    7,150,000.0      7,150,000.00

REALIZED LOSSES TRACKING:
                                        Recovered       Recovered
                        Realized        Delinquency     Servicing
                        Losses          Advances        Advances       Total
Group 1 Prior                      17,88             3,7              4           21,991.92
        Current                    12,00             2,0              1           14,178.20
        Cumulative                 29,88             5,7              5           36,170.12

Group 2 Prior                      32,78             6,6                          39,389.70
        Current                                                                                -
        Cumulative                 32,78             6,6                          39,389.70

TOTAL AVAILABLE FUNDS:
        Current Interest Collected:                            164,646.59

        Principal Collected:                                6,111,435.79

        Insurance Proceeds Received:                                          -

        Net Liquidation Proceeds:                                             -

        Delinquency Advances on Mortgage Interest:          1,984,692.68

        Purchase Proceeds:                                                    -

        Substitution Amounts:                                                 -

        Trust Termination Proceeds:                                           -

        Investment Earnings on Certificate Account:                6,881.37

        Capitalized Interest Requirement:                                     -

        Pre-Funding Account:                                  N/A

        Sum of the Above Amounts:                                            8,267,656.43

LESS:

        Servicing Fees (including PPIS):                         17,244.50

        Dealer Reserve:                                                       -

        Trustee Fees:                                              2,057.83

        Insurance Premiums:                                      22,636.08

        Reimbursement of Delinquency Advances:                     2,059.20

        Reimbursements of Servicing Advances:                         119.00

        Total Reductions to Available Funds Amount:                               44,116.61

        Total Available Funds:                                                             8,223,539.8