Form 10-K
ADVANTA MORTGAGE CONDUIT SERVICES INC
filed 1999-04-08
CIK 901833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number 333-52351

ADVANTA Home Equity Loan Trust 1998-B

New York                      "not yet available"
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

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

$101,361,592.88

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Home Equity Loan Trust 1998-B, (the "Trust" or
"Issuer") is a New York common law trust established as of September 1, 1998, pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc.
as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $107,500,000.00 principal amount of ADVANTA Revolving Home Equity Loan
Asset Backed Notes, Series 1998-B, Class A (the "Certificates")
 and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On September 1, 1998, the Sponsor sold $107,500,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was managed by Bear, Stearns & Co. Inc. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer.
The Certificates were registered under a Registration Statement
(file no. 333-52351) on Form S-3 declared effective on May 11, 1998.

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

As of March 4, 1999, there were approximately 4 holders of the Class A-1 Certificates and 1 holder of the Class A-2 Certificates. The number of holders includes individual participants in security position listings. As of December 28, 1998, 3 monthly distributions had been made to the holders of the Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On September 1, 1998, the Issuer issued $67,500,000.00 aggregate principal amount of Class A-1 Certificates having a variable monthly rate, and $40,000,000.00 aggregated principal amount of Class A-2 Certificates having a pass-thru interest rate of 6.55% which are collateralized by Mortgage Loans. The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was co-managed by Bear, Stearns & Co. Inc., has been accounted for as a sale of the Certificates. The value of the Certificates issued by the Issuer equaled the value of the Mortgage
Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

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

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home
Home Equity Loan Certificates, Series 1998-B, Class A ("Class A Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series
1998-B, Class B ("Class B Certificates"); the principal amount of the Class
A-1 Certificates and Class A-2 Certificates, and (iii) the percent that the principal amount of Class A-1 Certificates or Class A-2 Certificates owned represents of the outstanding principal amount of the Class A-1 Certificates or Class A-2 Certificates, respectively.
The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Bankers Trust Company
J. Lasher, c/o BT Services Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                     44.44%

Chase Manhattan Bank/Solomon
Raymond Stancil
4 New York Plaza - 21st Floor
New York, NY 10004                                      18.52%

Northern Trust Company
Jarvis Mckee
801 S. Canal C-IN
Chicago, IL 60607                                       14.81%

Republic Natl Bank of NY Investment
Anthony Pla'
One Hanson Place, Lower Level
Brooklyn, NY 11243                                      22.22%

Class A-2 Certificates
Boston Safe Deposit & Trust Co.
C. Holloway, c/o Mellon Bank NA
Three Mellon Bank Ctr, Rm 153-3015
Pittsburgh, PA 15259                                   100.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of September 1,
1998, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998, and mail such statement to the Certificateholders on or before the last day of March, 1999 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 1999. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 28, 1998, is included herewith as Exhibit 28.3.

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

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1998.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 26, 1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective May 11
1998.

(b)    Reports on Form 8-K.
              3 reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K    Statements Filed


              October 25, 1998Monthly Report for the September 1998 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1998-B, Class
                              A-1, issued by the ADVANTA  Home Equity
                              Loan Trust 1998-B.

              November 25, 199Monthly Report for the October 1998 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1998-B, Class
                              A-1, issued by the ADVANTA  Home Equity
                              Loan Trust 1998-B.

              December 28, 199Monthly Report for the November 1998 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1998-B, Class
                              A-1, issued by the ADVANTA  Home Equity
                              Loan Trust 1998-B.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Home Equity Loan Trust 1998-B
                 Registrant


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

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 28,
                              1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective May 11,
1998

                                              EXHIBIT 28.1
March 24, 1999

Bankers Trust Company
Attention:  Mark McNeill
3 Park Plaza --  16th Floor
Irvine, CA  92714


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of September 1, 1998, relating to ADVANTA Home Equity Loan Trust 1998-B, I,
William P. Garland, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration

WPG/cg

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.
         Mr. Mark Casale

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998.  As discussed in the accompanying Report of Management on Compliance with Minimum Servicing
Standards, Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policies.  Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998 is fairly stated, in all material respects.

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

                                              EXHIBIT 28.4

              ADVANTA Revolving Home Equity Loan Trust 1998-B

                         Statement to Certificateholders

              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
A-1                 67,500,000      65,982,750           321,9         638,37           960,292.30
A-2                 40,000,000      39,322,828           214,6         415,27           629,907.69

Totals            107,500,000.    105,305,578.           536,5      1,053,645        1,590,199.99

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
A-1                                                 65,344,375      5.322340%       5.904380%
A-2                                                 38,907,558      6.550000%       6.550000%

Totals                                            104,251,933.32

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A-1              007950AT5          977.522224        4.769147       9.457406            14.2     968.064818
A-2              007950AU2          983.070717        5.365928      10.381764            15.7     972.688953

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
HELOC MORTGAGE LOAN           30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      Bankruptcy      REO
              Principal Balanc           882,2            67,2         238,88
              % of Pool Balanc         0.8061%         0.0615%        0.2183%         0.0000%        0.0000%
              Number of Loans               26               4              2               0              0

                                                              90+ Days       Loans           Loans
HLTV MORTGAGE LOAN            30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      Bankruptcy      REO
              Principal Balanc            80,3                                           44,2
              % of Pool Balanc         0.0734%         0.0000%        0.0000%         0.0404%        0.0000%
              Number of Loans                3               0              0               1              0

Servicing Fee Due and Payable for Period:                                                               28,5
Insurance Premiums Due for Period:                                                                      18,4
Indenture Trustee Fee Due for Period:                                                                    1,3
Owner Trustee Fee Due for Period:

Class A-1 Net Funds Cap Carry-Forward Amount:
Unpaid Class A-1 Note Interest Shortfall Amount:
Unpaid Class A-2 Note Interest Shortfall Amount:

The Amount of Insured Payment Made this Period:

Total Substitution Amount
Total Loan Purchase Price Amount

Book Value or REO Properties:

The Step-Down Amount:

HELOC Overcollateralization Amount:                                                                1,377,601
HLTV Overcollateralization Amount:                                                                 2,410,040

HELOC Accelerated Principal Payment:
HLTV Accelerated Principal Payment:                                                                   415,27

HELOC Overcollateralization Deficit:
HLTV Overcollateralization Deficit:

HELOC Overcollateralization Reduction Amount:
HLTV Overcollateralization Reduction Amount:

HELOC Beginning Pool Balance:                                                                    68,490,754.
HLTV Beginning Pool Balance                                                                      41,775,027.

HELOC Ending Pool Balance                                                                        67,852,379.
HLTV Ending Pool Balance                                                                         41,584,574.



